Form 10-K
period 2003-12-31
STRATS TRUST FOR BELLSOUTH TELECOM SEC SER 2003-1
filed 2004-03-30
CIK 1281001

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




     (Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

                                      or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                Commission File Numbers: 333-70808-4, 001-32029


                    Synthetic Fixed-Income Securities, Inc.
                                 on behalf of:
    STRATS Trust for BellSouth Telecommunications Securities, Series 2003-1
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Delaware                                                   52-2316339
------------------------------------------------------------------------------------------------------------------------------------
   (State or Other Jurisdiction, Organization or Incorporation)            (I.R.S. Employer Identification No.)

           301 South College, Charlotte, North Carolina                                   28288
------------------------------------------------------------------------------------------------------------------------------------
             (Address of principal executive offices)                                   (Zip Code)

     Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                                                      Name of Registered Exchange
--------------                                                                      ---------------------------
STRATS BellSouth Telecommunications Certificates, Series 2003-1, Class A-1       New York Stock Exchange ("NYSE")


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |_|     No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Not Applicable.

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

Not Applicable.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS Trust for BellSouth Telecommunications Securities, Series 2003-1 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS Series Supplement 2003-1 (the "Series Supplement") dated as of September 26, 2003 in respect of the Trust. The Trust's assets consist solely of debentures issued by BellSouth Telecommunications, Inc. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

BellSouth Corporation, the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on Bell South Corporation, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under BellSouth Corporation's, Exchange Act file number, 1-8607. Periodic and current reports and other information required to be filed pursuant to the Exchange Act by BellSouth Corporation may be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting BellSouth Corporation, the underlying securities issuer or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1. Business.
-----------------
     Not Applicable

Item 2. Properties.
--------------------
     Not Applicable

Item 3. Legal Proceedings.
--------------------------
     None

Item 4. Submission of Matters To A Vote of Security Holders.
------------------------------------------------------------
     None


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------
     The Class A-1 Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
--------------------------------
     Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        --------------
     Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
     Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
     Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------
     None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
     Not Applicable

Item 11. Executive Compensation.
--------------------------------
     Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters.
         ----------------------------
     None

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
     None

Item 14. Principal Accountant Fees and Services.
------------------------------------------------
     None


                                    PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------

     (a)  The following documents have been filed as part of this report.

          1. Trustee's Distribution Statements documented on Form 8-K of STRATS Trust for BellSouth Telecommunications Securities, Series 2003-1 to the certificateholders for the period of January 1, 2003 through and including December 31, 2003 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing date was November 25, 2003.


          2.   Exhibits:

               99.1 - Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 - Annual Compliance Report by Trustee

               99.3 - Report of Aston Bell & Associates.



     (b) The following reports on Form 8-K were filed during the period covered by this report:

--------------------------------------------------------------- --------------------------- ------------------------
                        Date of Report                                    Event                    Filed on
--------------------------------------------------------------- --------------------------- ------------------------
November 15, 2003                                                   Distribution Date          November 25, 2003
--------------------------------------------------------------- --------------------------- ------------------------

     (c)  See Item 15(a) above.

     (d)  Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Synthetic Fixed-Income Securities, Inc., as Depositor for the
                                         Trust


Dated:  March 29, 2004              By:   /s/ Jimmy Whang
                                      ------------------------------
                                         Name:   Jimmy Whang
                                         Title:  Director

                                         EXHIBIT INDEX

     ------------------------------------------------------------------------------------------
        Reference                    Description of Exhibits                  Exhibit Number
        Number per                                                           in this Form 10-K
       Item 601 of
      Regulation SK
     ------------------------------------------------------------------------------------------
          (99.1)     Certification by President of the Registrant pursuant         99.1
                     to 15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.
     ------------------------------------------------------------------------------------------
          (99.2)     Annual Compliance Report by Trustee.                          99.2
     ------------------------------------------------------------------------------------------
          (99.3)     Report of Aston Bell & Associates.                            99.3
     ------------------------------------------------------------------------------------------